Form 10-K
period 2005-12-31
CSFB COMMERCIAL MORT PASS THR CERT 2005-C2
filed 2006-03-30
CIK 1326717

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121904-02


        Credit Suisse First Boston Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates,
        Series 2005-C2

     (Exact name of registrant as specified in its charter)


  New York                                          54-2175515
  (State or other jurisdiction of                   54-2175516
  incorporation or organization)                    54-2175517
                                                    54-6658800
                                                    54-6666928
                                                    54-6658776
                                                    54-6666929
                                                    (I.R.S. Employer
                                                    Identification No.)
   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement (the "Trust"), the Trustee, the Master Servicer, the Special Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 53.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) J.E. Robert Company, Inc., as Special Servicer <F1>
      b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corp.
    Commercial Mortgage Pass-Through Certificates,
    Series 2005-C2
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp., as Depositor

  By:     Anand Gajjar, Vice President

  By: /s/ Anand Gajjar, Vice President

  Dated: March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Anand Gajjar, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the master servicer and special servicer under the pooling and servicing agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer and special servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the master servicer and special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard, as set forth in the pooling and servicing agreement, that is included in these reports.


     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     J.E. Robert Company, Inc. as Special Servicer, KeyCorp Real Estate Capital Markets, Inc. as Master Servicer, and Wells Fargo Bank, N.A. as Trustee.

     Date: March 29, 2006

     /s/ Anand Gajjar
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo)Reznick Group


Reznick Group, R.C.
7700 Old Georgetown Road
Suite 400
Bethesda, MD 20814-6224

Tel: (301) 652-9100
Fax: (301) 652-1848
www.reznickgroup.com



REPORT OF INDEPENDENT ACCOUNTANTS



To: J.E. Robert Company, Inc.


We have examined management's assertion, included in the accompanying Report of Management on Compliance, that J.E. Robert Company, Inc. (the Company) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) for Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002
- FL2, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates, Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10, and Merrill Lynch Mortgage Investors, Inc, Commercial Mortgage Pass-Through Certificates, Series 2005-CKI1 for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.



-3-



Atlanta * Baltimore * Bethesda * Charlotte * Chicago * Sacramento * Tysons
Corner


(page)


(logo)Reznick Group


Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the Certificates for the year ended December 31, 2005 is fairly stated, in all material aspects.

/s/ Reznick Group, P.C.


Bethesda, Maryland
February 22, 2006


-4-





  EX-99.1 (b)
(logo) ERNST&YOUNG


* Ernst & Young LLP
  1300 Huntington Building
  925 Euclid Avenue
  Cleveland, Ohio 44115-1405

* Phone: (216) 861-5000
  www.ey.com




Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the

Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholder
KeyCorp Real Estate Capital Markets, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that KeyCorp Real Estate Capital Markets, Inc. (the "Company") complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management during the year ended December 31, 2005. Management is responsible for the Company's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.



/s/ Ernst & Young LLP


Kansas City, Missouri
January 20, 2006



A Member Practice of Ernst & Young Global

(PAGE)


Exhibit A




Exhibit A

Specified Minimum Servicing Standards

Management of the Company identified the following minimum servicing standards which are based on the servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, (USAP) and, in management's opinion, are applicable to servicing commercial mortgage loans and satisfy the requirements of the underlying servicing agreements.

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipts.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


Page 2

(PAGE)


Exhibit A



III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.






Page 3

(PAGE)


Exhibit A



VI. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion




Page 2

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)
Securitization Trusts

(for informational purposes only)
Commercial mortgage loans owned by the following trusts serviced by the Company during the year ended December 31, 2005:

                       Sale &Svcg
Pool Name              Agree Dt     Indenture Trustee      Owner Trustee
MCF 1998-MC1           05/29/1998   LaSalle Bank           LaSalle Bank
MCF 1998-MC3           12/31/1998   LaSalle Bank           LaSalle Bank
JPMCC 2005-LDP4        09/27/2005   Wells Fargo Bank       Wells Fargo Bank
MLMT 2005 CK11         12/07/2005   LaSalle Bank           LaSalle Bank
CSFBMSC 2005-C6        12/28/2005   Wells Fargo Bank       Wells Fargo Bank
PSSFC 1998 C-1         08/21/1998   Chase Manhattan Bank   Chase Manhattan Bank
CSFB 2002-CP3          07/01/2002   LaSalle Bank           LaSalle Bank
PSSFC 1999 NRF-1       03/25/1999   Chase Manhattan Bank   Chase Manhattan Bank
CSFB 2002 CP5          12/01/2002   Wells Fargo Bank       Wells Fargo Bank
CBA MEZZ 2004 Cl       02/23/2004   Wells Fargo Bank       Wells Fargo Bank
PSSFC 1999 C-2         07/28/1999   Chase Manhattan Bank   Chase Manhattan Bank
CSFBMSC 2004-CBN1      10/21/2004   Wells Fargo Bank       Wells Fargo Bank
BACM 2005-3            07/13/2005   LaSalle Bank           LaSalle Bank
KEY 2000-Cl            06/29/2000   Chase Manhattan Bank   Chase Manhattan Bank
BACM 2005-5            10/13/2005   LaSalle Bank           LaSalle Bank
BALL 2005-MIB1         11/29/2005   Wells Fargo Bank       Wells Fargo Bank
CSFB 2005 OMA          12/22/2005   Wells Fargo Bank       Wells Fargo Bank
DLJ 2000-CKP1          11/07/2000   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK1          03/16/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK3          06/05/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CKN5         11/12/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK6          12/11/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKP1         03/26/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKN2         05/13/2002   Wells Fargo Bank       Wells Fargo Bank
SBMS 2002-Key2         09/26/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKS4         10/29/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2003-CK2          04/11/2003   Wells Fargo Bank       Wells Fargo Bank
CSFB 2003-C3           06/30/2003   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2003-C4         09/29/2003   Wells Fargo Bank       Wells Fargo Bank
MLMT 2003-KEY1         11/20/2003   LaSalle Bank           LaSalle Bank
CSFBCM 2003-05         12/05/2003   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2004-Cl         03/11/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2004 MKB1         05/08/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2004-C2         06/14/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2004-KEY2         09/29/2004   LaSalle Bank           LaSalle Bank
CSFBMSC 2004-C3        08/25/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2004-C4        11/10/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2004-C5        12/20/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2005 MKB2         03/29/2005   LaSalle Bank           LaSalle Bank
CSFBMSC 2005-C2        05/27/2005   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2005-C4        08/25/2005   Wells Fargo Bank       Wells Fargo Bank
Bear Stearns 2000-WF1  02/01/2000   LaSalle Bank           LaSalle Bank
BOA 2001-1             06/01/2001   Wells Fargo Bank       Wells Fargo Bank
Salomon 2001-Cl        07/01/2001   Wells Fargo Bank       Wells Fargo Bank
GMAC CMC 98-M1         02/01/1998   FNMA                   FNMA
GMAC CMC 98-Cl         05/01/1998   LaSalle Bank           LaSalle Bank
GMAC CMC 98-C2         08/24/1998   LaSalle Bank           LaSalle Bank
BOA 2001-PB1           10/01/2001   LaSalle Bank           LaSalle Bank
BOA 2002-PB2           05/01/2002   Wells Fargo Bank       Wells Fargo Bank
BOA 2002-2             09/09/2002   LaSalle Bank           LaSalle Bank
JP Morgan 2002-CIBC5   11/04/2002   Wells Fargo Bank       Wells Fargo Bank
GECCMC 2002-3          12/01/2002   Wells Fargo Bank       Wells Fargo Bank
JP Morgan 2002-C3      12/23/2002   Wells Fargo Bank       Wells Fargo Bank
Wells 2003-TOP9        02/21/2003   LaSalle Bank           LaSalle Bank
CSFB 2003-CPN1         03/12/2003   Wells Fargo Bank       Wells Fargo Bank
GECCMC 2003-Cl         04/01/2003   Wells Fargo Bank       Wells Fargo Bank
BOA 2003-1             04/01/2003   LaSalle Bank           LaSalle Bank
Wells 2003-PWRI        02/21/2003   LaSalle Bank           LaSalle Bank
GE 2003-C2             08/01/2003   LaSalle Bank           LaSalle Bank
BACM 2003-2            11/01/2003   Wells Fargo Bank       Wells Fargo Bank
MSC 1995 GAL1          07/01/1995   LaSalle Bank           LaSalle Bank
MSC 1999-CAM1          07/01/1999   Chase Manhattan Bank   Chase Manhattan Bank
MSC 1998-HF1           03/01/1998   LaSalle Bank           LaSalle Bank
MSC 1998-WF2           06/01/1998   Wells Fargo Bank       Wells Fargo Bank
CMAC 1998 Cl           07/01/1998   LaSalle Bank           LaSalle Bank
MSC 1998-WF1           02/01/1999   LaSalle Bank           LaSalle Bank
MSC 1999-RM1           03/01/1999   LaSalle Bank           LaSalle Bank
SMA 1998-Cl            03/03/1998   State Street Bank      State Street Bank
CAMO2-02               04/03/2002   Chase Manhattan Bank   Chase Manhattan Bank





  EX-99.2 (a)
(logo) JERPARTNERS

1650 Tysons Blvd., Suite 1600
McLean, VA  22102

tel 703.714.8000
fax 703.714.8100

J.E. Robert Company, Inc.

Report of Management on Compliance
February 17, 2005


We, as members of management of J.E. Robert Company, Inc. (the Company), are responsible for complying with the requirements of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD Ill, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001 - FL1. Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FLl, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FL2, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates. Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates. Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10,,and Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2005-CKI1 (collectively referred to as the Certificates). We also are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards identified in the USAP. We have performed an evaluation of the Company's compliance with the requirements of the minimum servicing standards identified in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that for the year ended December 31, 2005, the Company complied with the requirements of the minimum, servicing standards identified in the USAP. As of and for the year ended December 31, 2005, the Company had in effect a fidelity bond/crime insurance and errors and omissions policy in the amounts of $30 million and $10 million, respectively, which provide coverage for each of the Certificates referenced herein on a blanket basis.


/s/ Keith Belcher
Keith Belcher, Managing Director

/s/ Bruce Cunningham
Bruce Cunningham, Director

/s/ Mike Cocanougher
Mike Cocanougher, Director of Special Servicing



A J.E. ROBERT COMPANY





  EX-99.2 (b)
(logo) KeyBank
Real Estate Capital

Management's Assertion on Compliance
with the Specified Minimum Servicing Standards

Report of Management

We, as members of management of KeyCorp Real Estate Capital Markets, Inc (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2005 and for the year then ended, the Company had in effect a fidelity bond in the amount of $100,000,000 and an errors and omissions policy in the amount of $100,000,000.


/s/ Marty O'Conner
Marty O'Conner
Senior Vice President
Loan Servicing & Asset Management

/s/ Tony Nemec
Tony Nemec
Vice President, Investory Reporting
and Surveillance

/s/ Bryan Nitcher
Bryan Nitcher
Vice President, Portfolio Management


Kansas City, Missouri
January 20, 2006


(Page)

Exhibit A




Exhibit A

Specified Minimum Servicing Standards

Management of the Company identified the following minimum servicing standards which are based on the servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, (USAP) and, in management's opinion, are applicable to servicing commercial mortgage loans and satisfy the requirements of the underlying servicing agreements.

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     * be mathematically accurate;
     * be prepared within forty-five (45) after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipts.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


Page 2

(PAGE)


Exhibit A



III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.






Page 3

(PAGE)


Exhibit A



VI. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion




Page 2

(PAGE)


Exhibit A

Specified Minimum Servicing Standards (continued)
Securitization Trusts

(for informational purposes only)
Commercial mortgage loans owned by the following trusts serviced by the Company during the year ended December 31, 2005:

                       Sale &Svcg
Pool Name              Agree Dt     Indenture Trustee      Owner Trustee
MCF 1998-MC1           05/29/1998   LaSalle Bank           LaSalle Bank
MCF 1998-MC3           12/31/1998   LaSalle Bank           LaSalle Bank
JPMCC 2005-LDP4        09/27/2005   Wells Fargo Bank       Wells Fargo Bank
MLMT 2005 CK11         12/07/2005   LaSalle Bank           LaSalle Bank
CSFBMSC 2005-C6        12/28/2005   Wells Fargo Bank       Wells Fargo Bank
PSSFC 1998 C-1         08/21/1998   Chase Manhattan Bank   Chase Manhattan Bank
CSFB 2002-CP3          07/01/2002   LaSalle Bank           LaSalle Bank
PSSFC 1999 NRF-1       03/25/1999   Chase Manhattan Bank   Chase Manhattan Bank
CSFB 2002 CP5          12/01/2002   Wells Fargo Bank       Wells Fargo Bank
CBA MEZZ 2004 Cl       02/23/2004   Wells Fargo Bank       Wells Fargo Bank
PSSFC 1999 C-2         07/28/1999   Chase Manhattan Bank   Chase Manhattan Bank
CSFBMSC 2004-CBN1      10/21/2004   Wells Fargo Bank       Wells Fargo Bank
BACM 2005-3            07/13/2005   LaSalle Bank           LaSalle Bank
KEY 2000-Cl            06/29/2000   Chase Manhattan Bank   Chase Manhattan Bank
BACM 2005-5            10/13/2005   LaSalle Bank           LaSalle Bank
BALL 2005-MIB1         11/29/2005   Wells Fargo Bank       Wells Fargo Bank
CSFB 2005 OMA          12/22/2005   Wells Fargo Bank       Wells Fargo Bank
DLJ 2000-CKP1          11/07/2000   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK1          03/16/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK3          06/05/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CKN5         11/12/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2001-CK6          12/11/2001   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKP1         03/26/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKN2         05/13/2002   Wells Fargo Bank       Wells Fargo Bank
SBMS 2002-Key2         09/26/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2002-CKS4         10/29/2002   Wells Fargo Bank       Wells Fargo Bank
CSFB 2003-CK2          04/11/2003   Wells Fargo Bank       Wells Fargo Bank
CSFB 2003-C3           06/30/2003   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2003-C4         09/29/2003   Wells Fargo Bank       Wells Fargo Bank
MLMT 2003-KEY1         11/20/2003   LaSalle Bank           LaSalle Bank
CSFBCM 2003-05         12/05/2003   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2004-Cl         03/11/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2004 MKB1         05/08/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBCM 2004-C2         06/14/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2004-KEY2         09/29/2004   LaSalle Bank           LaSalle Bank
CSFBMSC 2004-C3        08/25/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2004-C4        11/10/2004   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2004-C5        12/20/2004   Wells Fargo Bank       Wells Fargo Bank
MLMT 2005 MKB2         03/29/2005   LaSalle Bank           LaSalle Bank
CSFBMSC 2005-C2        05/27/2005   Wells Fargo Bank       Wells Fargo Bank
CSFBMSC 2005-C4        08/25/2005   Wells Fargo Bank       Wells Fargo Bank
Bear Stearns 2000-WF1  02/01/2000   LaSalle Bank           LaSalle Bank
BOA 2001-1             06/01/2001   Wells Fargo Bank       Wells Fargo Bank
Salomon 2001-Cl        07/01/2001   Wells Fargo Bank       Wells Fargo Bank
GMAC CMC 98-M1         02/01/1998   FNMA                   FNMA
GMAC CMC 98-Cl         05/01/1998   LaSalle Bank           LaSalle Bank
GMAC CMC 98-C2         08/24/1998   LaSalle Bank           LaSalle Bank
BOA 2001-PB1           10/01/2001   LaSalle Bank           LaSalle Bank
BOA 2002-PB2           05/01/2002   Wells Fargo Bank       Wells Fargo Bank
BOA 2002-2             09/09/2002   LaSalle Bank           LaSalle Bank
JP Morgan 2002-CIBC5   11/04/2002   Wells Fargo Bank       Wells Fargo Bank
GECCMC 2002-3          12/01/2002   Wells Fargo Bank       Wells Fargo Bank
JP Morgan 2002-C3      12/23/2002   Wells Fargo Bank       Wells Fargo Bank
Wells 2003-TOP9        02/21/2003   LaSalle Bank           LaSalle Bank
CSFB 2003-CPN1         03/12/2003   Wells Fargo Bank       Wells Fargo Bank
GECCMC 2003-Cl         04/01/2003   Wells Fargo Bank       Wells Fargo Bank
BOA 2003-1             04/01/2003   LaSalle Bank           LaSalle Bank
Wells 2003-PWRI        02/21/2003   LaSalle Bank           LaSalle Bank
GE 2003-C2             08/01/2003   LaSalle Bank           LaSalle Bank
BACM 2003-2            11/01/2003   Wells Fargo Bank       Wells Fargo Bank
MSC 1995 GAL1          07/01/1995   LaSalle Bank           LaSalle Bank
MSC 1999-CAM1          07/01/1999   Chase Manhattan Bank   Chase Manhattan Bank
MSC 1998-HF1           03/01/1998   LaSalle Bank           LaSalle Bank
MSC 1998-WF2           06/01/1998   Wells Fargo Bank       Wells Fargo Bank
CMAC 1998 Cl           07/01/1998   LaSalle Bank           LaSalle Bank
MSC 1998-WF1           02/01/1999   LaSalle Bank           LaSalle Bank
MSC 1999-RM1           03/01/1999   LaSalle Bank           LaSalle Bank
SMA 1998-Cl            03/03/1998   State Street Bank      State Street Bank
CAMO2-02               04/03/2002   Chase Manhattan Bank   Chase Manhattan Bank





  EX-99.3 (a)
(logo) JERPARTNERS


February 28, 2006

1650 Tysons Blvd., Suite 1600
McLean, VA 22102

tel 703.714.8000
fax 703.714.8100

Wells Fargo Bank NA
Attn: Corporate Trust -- CMBS CSFB 2005-C2
9062 Old Annapolis Road
Columbia, MD 21045-1951


RE: Credit Suisse First Boston Mortgage Securities Corp.
Commercial Mortgage Pass-Through Certificates Series 2005-C2


This Officer's Certificate and Annual Statement as to Compliance is furnished to you pursuant to Section 3.13 of the Pooling and Servicing Agreement (the "Agreement"), dated as of May 1, 2005, among Credit Suisse First Boston
Mortgage Securities Corp., as Depositor, KeyCorp Real Estate Capital Markets, Inc., as Servicer, J.E. Robert Company, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee. All terms used herein shall have the meaning set forth for such terms in the Agreement.

The undersigned Special Servicer Officer, on behalf of J.E. Robert Company, Inc., hereby certifies:

(i) a review of the activities of the Special Servicer during the calendar year 2005 (or, if applicable, the portion of such year during which the Certificates were outstanding) and of its performance under this Agreement has been made under such officer's supervision;

(ii) to the best of such officer's knowledge, based on said review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout said year (or, if applicable, the portion of such year during which the Certificates were outstanding); and,

(iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of Grantor Trust E or Grantor Trust B as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

J.E. ROBERT COMPANY, INC.

By: /s/ Debra H. Morgan
Debra H. Morgan
Vice President
Special Servicer Officer

By: /s/ Michael F. Cocanougher
Michael F. Cocanougher
Director of Special Servicing
Special Servicing Officer





A J.E. ROBERT COMPANY


(PAGE)


Compliance Certification, Section 3.13
CSFB 2004-C4
February 28, 2006


With copies to:

Credit Suisse First Boston
ATTN: Casey McCutcheon, Esquire
Legal & Compliance Department
One Madison Avenue- 8th Floor
New York, NY 10010

Credit Suisse First Boston Mortgage Securities Corp.
Attention: Edmund Taylor
11 Madison Avenue, 5th Floor
New York, NY 10010

KeyCorp Real Estate Markets, Inc.
Attention: Senior Vice President of Loan Servicing
911 Main Street, Suite 1500
Kansas City, Missouri 64105

Robert C. Bowes
KeyBank National Association
127 Public Square
Cleveland, Ohio 44114

Polsinelli Shalton Welte Suelthaus PC
Attention: Kraig Kohring
700 West 47th Street, Suite 1000
Kansas City, Missouri 64112

JER Investors Trust
ATTN: Keith Belcher
1650 Tysons Boulevard, Suite 1600
McLean, VA 22102

Standard & Poor's Ratings Services
Attention: CMBS Surveillance Department
55 Water Street, 41st Floor
New York, NY 10041

Moody's Investors Service, Inc.
Attention: Commercial MBS Monitoring Department
99 Church Street
New York, NY 10007





  EX-99.3 (b)
(logo) KeyBank
Real Estate Capital


911 Main Street, Suite 1500
Kansas City, MO 64105
Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

March 7, 2006


KeyCorp Real Estate Capital Markets, Inc.
As Master Servicer
Annual Officer's Certification
For Period of: May 27 through December 31, 2005


Re: CSFB 2005-C2 Pooling and Servicing Agreement


With regard to the loans Master Serviced by KeyCorp Real Estate Capital Markets, Inc. d/b/a/ KeyBank Real Estate Capital (KBREC) in the above captioned transaction, and pursuant to Section 3.13 of the Pooling and Servicing Agreement, please be advised of the following:


  * A review of the activities of KBREC during the above stated period and of its performance, under the Agreement, has been made under my supervision.

  * To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects.

  * KBREC has received no notice regarding qualification or challenge to the status of any Trust REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.



By:
/s/ Bryan S. Nitcher

Bryan S. Nitcher
Senior Vice President

Date:
/s/ 3-8-06






#749





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,332,951.83          3,447,076.25                 0.00              52,343,923.75
   A-1-A                         12,376,772.02          1,153,356.91                 0.00             443,952,643.09
   A-2                            2,026,386.67                  0.00                 0.00              75,897,000.00
   A-3                            2,935,490.95                  0.00                 0.00             107,275,000.00
   A-4                           10,288,866.21                  0.00                 0.00             365,026,000.00
   A-AB                           2,033,301.55                  0.00                 0.00              74,464,000.00
   A-J                            3,165,757.56                  0.00                 0.00             110,350,000.00
   A-MFL                          1,745,655.12                  0.00                 0.00              80,000,000.00
   A-MFX                          2,290,385.51                  0.00                 0.00              80,508,000.00
   A-SP                           6,145,921.23                  0.00                 0.00           1,515,351,000.00
   A-X                              674,427.27                  0.00                 0.00           1,600,484,025.84
   B                                880,579.70                  0.00                 0.00              30,095,000.00
   C                                473,397.47                  0.00                 0.00              16,051,000.00
   D                                838,433.26                  0.00                 0.00              28,089,000.00
   E                                551,626.32                  0.00                 0.00              18,057,000.00
   F                                560,621.60                  0.00                 0.00              20,064,000.00
   G                                464,567.25                  0.00                 0.00              16,050,000.00
   H                                619,726.80                  0.00                 0.00              20,064,000.00
   J                                213,699.08                  0.00                 0.00               8,025,000.00
   K                                213,725.68                  0.00                 0.00               8,026,000.00
   L                                213,699.08                  0.00                 0.00               8,025,000.00
   M                                 53,444.72                  0.00                 0.00               2,007,000.00
   N                                160,280.96                  0.00                 0.00               6,019,000.00
   O                                160,280.96                  0.00                 0.00               6,019,000.00
   P                                640,193.63                  0.00                 0.00              24,076,459.00
   R                                      0.00                  0.00                 0.00                       0.00
   TM                               472,779.50                  0.00                 0.00               9,000,000.00
   V                                      0.00                  0.00                 0.00                       0.00